Form 10KSB
period 2004-12-31
INTERNATIONAL FREIGHT LOGISTICS LTD
filed 2005-03-31
CIK 1180926

--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C., 20549

                                 FORM 10-KSB

                 Annual Report pursuant to section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                  For the Fiscal Year Ended December 31, 2004

                        Commission File Number: 0-27083

                     International Freight Logistics, Ltd.
             (Exact name of Registrant as specified in its Charter)

             Delaware                                  22-3302847
  (State or Other Jurisdiction of      (I.R.S. Employer Identification Number)
   Incorporation or Organization)

                   4 William Street, Lynbrook, New York 11563
              (Address of principal executive offices)   (Zip code)

                                 (516) 593-1010
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:
   Title of each class:              Name of each exchange on which registered:
   Common Stock, $.0001 par value    None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _____ No__X__

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-KSB.  [   ]

Registrant had net revenues in the amount of $779,256 during its most current fiscal year.

Indicate the number of shares outstanding of each of issuer's classes of Common Stock, as of the latest practicable date. At December 31, 2004, 4,673,500 shares of Common Stock, $.0001 par value, were outstanding.

As of the date of this Report, none of the Registrant's securities were traded on any exchange or trading system. Consequently, the aggregate market value of the voting stock held by non-affiliates of registrant on December 31, 2004 was $0.

--------------------------------------------------------------------------------

                     INTERNATIONAL FREIGHT LOGISTICS, LTD.
                                  FORM 10-KSB
                               December 31, 2004


                               TABLE OF CONTENTS


FORWARD LOOKING STATEMENTS                                                    2

PART I

       ITEM 1.       Description of Business                                  2
       ITEM 2.       Description of Properties                                4
       ITEM 3.       Legal Proceedings                                        4
       ITEM 4.       Submission of Matters to a Vote of Security Holders      4

PART II

       ITEM 5.       Market for Equity and Related Stockholder Matters        5
       ITEM 6.       Management's Discussion and Analysis of Operations       6
       ITEM 7.       Financial Statements                                    19
       ITEM 8.       Changes in and Disagreements with Accountants           19
       ITEM 8A.      Controls and Procedures                                 19

PART III

       ITEM 9.       Directors and Executive Officers of the Registrant      11
       ITEM 10.      Executive Compensation                                  12
       ITEM 11.      Security Ownership of Certain Beneficial
                     Owners and Management                                   13
       ITEM 12.      Certain Relationships and Related Transactions          14
       ITEM 13.      Exhibits, Lists and Reports on Form 8-K                 15

SIGNATURES                                                                   16

PART F/S

Financial Statements                                                F-1 to F-12

                           FORWARD-LOOKING STATEMENTS

     Some of the information contained in this report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any such forward-looking statements are based on current expectations and projections about future events. The words estimate, plan, intend, expect, anticipate and similar expressions are intended to identify forward-looking statements which involve, and are subject to, known and unknown risks, uncertainties and other factors which could cause our actual results, financial or operating performance, or achievements to differ materially from future results, financial or operating performance, or achievements expressed or implied by such forward-looking statements. Projections and assumptions contained and expressed herein were reasonably based on information available to us at the time so furnished and as of the date of this filing. All such projections and assumptions are subject to significant uncertainties and contingencies, many of which are beyond our control, and no assurance can be given that the projections will be realized. Readers are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date hereof. Careful consideration should be given to those risks and uncertainties set forth below under the heading "Risk Factors." Actual results that we achieve may differ materially from any forward looking statements due to such risks and uncertainties, and we undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

Introduction

     Unless otherwise indicated or the context requires otherwise, references to "IFL," "Registrant," "the Company," "we," "us" and "our" are to International Freight Logistics, Ltd.

     Unless otherwise indicated or the context requires otherwise, references to "IFL," "Registrant," "we," "us" and "our" are to International Freight Logistics, Ltd.

     We were duly incorporated under the laws of the state of Delaware on June 29, 1993 as International Transportation Services, Inc. and the corporation name was changed to International Freight Logistics, Ltd. on June 13, 1994. We have not been involved in any bankruptcy, receivership or similar proceedings.

     IFL is privately owned and is a full service, domestic and international freight forwarding and warehousing company, with a specialty in handling fine art & antiques. We are located in Lynbrook, New York, in close proximity to JFK International Airport. In addition to the United States, we serve Europe and Central and South America. Based on expertise initially developed in the general cargo area, transporting goods by road, rail, sea and air, we grew internally and branched out into the fine art & antique area.

     IFL was founded by Piero Prato, Chairman, CEO and CFO, and Laura Mischke, corporate President. Mr. Prato started working in the general cargo transportation business in 1961, with a small portion of his time devoted to the transportation of fine art & antiques. In 1995, Mr. Prato began devoting approximately 70 percent of his time to the fine art & antiques area. Mrs. Mischke's experience in the general cargo transportation began in 1980 and she also became involved in the fine art & antique area in 1995, devoting approximately 70 percent of her time to this area.

     We began operations in June 1993 in the general cargo business, arranging for the transportation of goods by road, sea and air. All the activities, including the pick-up, delivery and storage of goods, were sub-contracted to companies that were specialized in those functions. In 1995, we began to arrange for the transport of fine art & antiques in addition to general cargo. Since then our primary focus has been on development of our fine art & antique business.

     In 1997, we recognized the need for our own facility to support our operations and we leased 12,000 square feet of space for operations, warehousing, and administration in our current location in Lynbrook, New York. As part of our ongoing effort to expand the fine art & antique business, we established our crating and storage functions in this facility, and purchased the equipment, tools and materials required for the fine art & antique transportation business. At that time, we hired one person with specialized packing and crating experience. Also, we purchased a forklift, pallet jacks, racks and other equipment needed to handle the general cargo in our facility.

     In 1999, at the same location, we leased an additional 7,800 square feet of space, which included 1,800 square feet for new office space. We also purchased computer equipment, software, and additional equipment for our crating and packing department, with particular emphasis on the specialized needs for transporting art & antiques.

Present Overview

     We are a non-asset based international freight forwarding company and also provide related warehouse services. We do not own the transportation equipment used in our business, except for one truck and one van.

     Our current business consists of the transport of fine art & antiques as well as general types of cargo. Most of our operations are involved with the importing and handling of goods from overseas with the balance of activity related to exporting goods from the United States. The industry in which we operate is fragmented, particularly with respect to the transport of fine art & antiques, consisting of many small specialized companies, and is dominated by a few large companies.

     For the fine art & antiques, we offer complete services, including the pick-up, pre-packing, crating, insurance, shipping, customs clearance, un-crating, and delivery and set-up of pieces.

     We provide freight forwarding services for the worldwide transportation of products and also household goods and personal effects. We offer our customers distribution, customs clearance and destination services in whatever country is involved. Our objective is to provide immediate shipping capabilities with the shortest transit times. Freight services include planning and developing shipping schedules, charting optimum shipping routes, and identifying transit times that offer competitive rates. All of our services are available as separate entities, as a select combination, or as a total package, and we offer the flexibility of tailoring services to meet the precise requirements of individual clients.

     In regard to the effect of seasonality on our business, the general cargo business is typically slower in August to mid-September and during the Christmas and New Year holiday period because of less business activity in Europe. Our art & antique business typically increases when we attend exhibitions in various cities in the United States and overseas.

     In marketing and providing our services, we currently work with independent overseas general cargo agents in the United Kingdom, France, Belgium, Switzerland, Italy, Brazil, and Germany. In addition, with respect to fine art & antiques, we work with galleries, auction houses, independent dealers and interior designers who use our services in connection with their clients. No agents are our employees, we do not have any written agreements with them, and we work with them on a non-exclusive basis. We do not pay commissions to the agents, who are responsible for billing clients directly for their services.

Fine Art & Antiques

     We provide art dealers, galleries and auction houses with comprehensive shipping services to leading art fairs and exhibitions throughout the world, including Palm Beach, Miami, Beverly Hills, New York City, and overseas in Paris, Maestricht, Basel and Monaco. In addition, we work in cooperation with the interior design community offering staff for assistance with any work required to furnish and finish the set up of a client's home.

     As specialists in handling estates, antiques and fine art, our staff has developed a special expertise in the area of custom packaging and shipping extremely valuable and delicate items. It is not unusual for us to handle original paintings or sculptures in our warehouse. We are very experienced with the care and requirements involved in properly and safely shipping these one-of-a-kind, irreplaceable items.

     Our expert professional staff constructs special, custom built crates to insure that there is no movement, surface rubbing, or disruption of any item being shipped. This is particularly important in moving antique furniture that may possess a lacquer finish or highly delicate wood carvings. Regardless of the specific item, however, special packing techniques are always employed to eliminate any possibility of damage during storage or shipping.

     The same expertise we use to handle fine artwork is also available for set-up and creation of display booths at fairs and trade shows, enabling customers to display their pieces in the most attractive setting, in the safest manner possible.

     We offer clients the ability to store valuable possessions such as fine art & antiques, furniture, and personal effects, in our warehouse on a short or long term basis. Our warehouse has security systems and procedures, is climate controlled, clean and dry. Items are stored in segregated areas and containerized storage is available.

     We believe that there are very few competitors in this specialized market segment. However, the competitors generally do not offer the comprehensive services that we provide. For example, other companies may only provide documentation and sub-contract all other services.

General Cargo

     In addition to fine art & antiques, we make arrangements for the global shipment of goods such as the following from any departure to any destination:

     * Aircraft spare parts
     * Apparel
     * Electronics
     * Furniture
     * Heavy equipment
     * Oversized equipment

     Our general cargo business customer base is primarily small corporations overseas and in the United States.

Handling Fine Art & Antiques vs. General Cargo

     The most significant difference in handling art & antiques and general cargo is the type of personnel required. For fine art & antiques, we need employees specialized in handling such pieces, who have experience in packing, crating and handling of pieces that are delicate and fragile that may be unique or one of a kind. These employees are trained to use the proper tools and materials for each type of art or furniture, such as sculptures, glass, canvas and mirrors. They are attentive to detail and give the care needed to insure safe handling. For general cargo, the personnel required are experienced with handling warehouse equipment, such as forklifts, racks, and pallet jacks.

     The difficulties which we have encountered as a result of expansion into handling fine art & antiques are maintaining quality control, finding qualified personnel, and creating and maintaining relationships with clients in which they trust us with expensive art pieces.

Price Quotations and Estimates

     The starting point for a client order is the request of a rate quotation by telephone, e-mail, or fax from antique dealers, galleries, business entities, or private individuals, asking for an estimate of a shipment. In order to prepare our quotation for art & antiques, we need to know what kinds of pieces of furniture are included, such as console, armoire, table chairs, etc., with their dimensions and value. Based on this information, we prepare the layout of the shipping crate or crates. When we know the number of crates necessary and their dimensions, we are able to establish the cost for crating, which is calculated per cubic feet. This cost will include the time for manpower and the materials used. When moving furniture or paintings, we obtain the chargeable weight, by cubic feet, of the shipment. Airfreight is paid by kilogram for the chargeable
weight and ocean freight is paid for by the cubic meter.   Once we have the cost
of crating and shipping to the port or airport of destination, the number of crates, and dimensional weight, we are then able to send a fax, or e-mail to our overseas agent at the destination asking for their cost for the import customs clearance, duty and taxes to be paid at import, their cost for pickup from the arrival terminal and delivery to the final consignee, which could be an antique dealer, art gallery, or a private individual.

     For general cargo, clients provide us with the cubic meters and weight of a shipment, as well as instructions for the method of transportation- air, ocean or trucking company.

Transportation Arrangements

     The mode of transportation to the final destination is chosen by the client, based on our suggestion and estimated quotation submitted. Usually for small shipments, particularly for paintings being shipped to another country, clients will send their pieces by airfreight for security reasons and also because an ocean shipment is subject to humidity and other ocean related hazards during the ocean voyage. For a large consignment of furniture, 6 or 7 pieces or more, the cost for an air shipment is more than an ocean shipment. Also, furniture, when packed professionally and correctly with all the proper materials inside the crate, can be shipped securely by ocean freight. As with an air shipment, when the consignment arrives at the port of destination our local agent handles the import customs clearance, payment of duties and taxes and delivery to final consignee. Most of the time, the delivered pieces are uncrated, which then involves discarding of the used crate.

     For general cargo, our responsibility normally ends at the airport or port of arrival overseas and, in most cases there is no inside delivery to the final destination.

     For most shipments, the contracts are between the carrier and the client. The only carrier that we have a contract with is UPS. The other main carriers that we use are Express Global, American Airlines, Lufthansa, Alitalia, Mediterranean Shipping and Cosco.

Customs Processing

     Through U.S. customs brokers with whom we work, we assist in the classification of the pieces for art & antiques and general cargo for customs clearance. For antiques over 100 years old, there is always an exclusion of duty. For these items only a merchandise processing fee and/or a harbor maintenance fee is paid. All other items, such as mirrors, vases, ornamental pieces, and lamps are subject to duty charges. Paintings, regardless of age, are never subject to duty. For general cargo, most of the time, the importer in the United States has his own customs broker and our job ends when we transfer the documents to their customs broker.

Packing

     All art & antique pieces need special crating and packing because there is no standard size. The packing, including crating, depends on the fragility of the piece, the weight and dimensions. Before anything is crated, each single piece is packed using special material, such as glycine paper, pastic wrapping, or kraft bubble wrap, and then a crate is built using fumigated wood (fumigation certificates are required by some countries). For general cargo, we receive the pieces already packed and/or crated and nothing is required from us, unless the piece arrives at our warehouse in damaged condition. Once we confirm the damage with the supplier we will proceed with repacking upon their authorization.

Importing vs. Exporting

     In terms of our operating procedures there is not much difference between the art & antique shipments and general cargo. Procedures and documentation with airlines and steamship companies are the same. The art & antique shipments may require additional documents if a shipment contains ivory or other types of fish and wildlife that must have a Convention on International Trade in
Endangered Species ("CITES") document accompany the shipment.    For our art &
antique jobs, about 50 percent of the shipments are exported and 50 percent are imported. For general cargo, about 99 percent of the shipments are imported.

Tracking Shipments

     Our computer system includes custom software that provides the ability to track shipments, utilizing bar coding. Also, documents can be emailed, which is a significant advantage because of the numerous documents involved in the business, as well as the international scope of operations.

     Tracking for both art & antiques and general cargo commodities can be done for each single shipment via the internet. Using air waybill numbers, we are immediately able to see the position of a shipment, reflecting what is already in the airlines possession. Once the shipment arrives at the foreign airport, our overseas agent begins the customs process, sending us updates of the status of the shipment until the shipment is delivered. Using e-mail and faxes we do the same thing for our imports. For ocean shipments we also use the internet, accessing the shipping-line website, we are able to see the position of the
vessel.   Again, our overseas agent handles the import customs clearance and, as with the air shipments, we are constantly informed of the status of the shipment. We do the same thing for our import ocean shipments using email and faxes. For general cargo, the tracking ends at the airport or port of arrival.

Storage

     Art & antique customers very rarely have long term storage requirements, since whoever is buying the pieces of art is doing so for personal use and usually wants the pieces in their domicile as soon as possible. This is also true for a gallery or antique dealers who purchase something overseas. Occasionally, a gallery from overseas sends some paintings to us for presentation. In this case the gallery usually has one or more parties interested in buying the paintings and it is necessary to see them before a purchase is made. In this case, our job, besides handling the shipment from overseas, including import customs clearance, is to take the pieces to the potential buyers, make the presentation, and return the paintings to our warehouse until an agreement between the gallery and a buyer has been made. Once the financial transaction has been completed and we have been given a written authorization from the dealer, we can then deliver the pieces to the final consignee. If an agreement has not been made, we keep the pieces in our security vault which is monitored on a 24 hour basis, has motion sensors and
double steel doors, which are automatic self closing, each with locks.   In
addition to our security vault, we also have 10 rooms, of which 5 rooms are 12 feet by 40 feet and 5 rooms are 12 feet by 20 feet, with 7 rooms providing temperature control, where we store furniture for private clients and antique dealers. All of these rooms are monitored 24 hours a day. Storage service is available to clients on a short term or long term basis.

     The cost for storage for both art & antique and general cargo are per piece per day, or per month, or per room by the month. For general cargo we charge the client per carton per week or month. For distribution, we charge for issuing labels and bills of lading for each single shipment. For artwork and paintings clients pay, depending on the size, per day also by month.

     The cost for the delivery of artwork and furniture are based on the delivery requirements. In the New York metropolitan area we use our own vehicles for delivery and base our charges on the time involved, the manpower and type of vehicle used, destination and type of piece(s) being moved.

Distribution

     We are a provider of services related to making arrangements for the transportation of general cargo and fine art and antiques. These arrangements are made in our office by contacting our clients, various carriers and agents and providing required documentation. We do not have any unique distribution methods for our services.

     In regard to the distribution of goods, at present we are providing distribution services for only one of approximately 35 general cargo clients. With respect to this client, we have received 120 cartons of synthetic leather jackets in our warehouse where we provide temporary storage. Upon instructions from our client, we ship specified quantities of jackets to various recipients in the United States. If the final recipient is located within a 50 mile radius of New York City, we make the delivery using our own vehicle. For all other shipments of jackets, trucking companies such as UPS, Yellow Freight, or Express Global are used. All shipping, delivery and storage costs are billed to our client. We do not have any standard distribution plan and this service was tailored to service this one specific client. For all other general cargo clients, we are not involved in the distribution of goods.

Insurance

     Galleries or antique dealers who ship their pieces will almost always have insurance in place for the art & antique being shipped. In such cases, a copy of the certificate of insurance is provided to us in order for us to know whom
to contact in case we need to provide a survey of damages.   For general cargo,
usually the shipper or consignee provides the insurance. Only very rarely will a shipper or consignee ask us to arrange insurance for the pieces being shipped. If required, we need instructions to insure in writing by the shipper, and we will arrange appropriate insurance through a recognized insurance company and provide the insurance certificate to the shipper and a copy to the consignee. For general cargo shipments, like our competitors, we work on general liability rules. When no value is declared our responsibility is $0.30 per lb. and the liability limit is $100.

Payment for Our Services

     For import shipments of art & antique and general cargo, about 50 percent of our clients pay at the time of delivery. The other 50 percent of our clients are those that we have dealt with for many years and their payment terms are
15-30 days from date of the invoice.   If we export shipments, in both art &
antique and general cargo, most of the times invoicing is done to our overseas agent with instructions to collect our charges at time of the delivery of the shipment. In cases of import shipments from our overseas agents, we collect their charges. Compensation is done with our overseas agent, both accounts payable and accounts receivable, at the end of each month.

Clients

     Approximately 60 percent of the clients for our art & antique services are art galleries and auction houses and 40 percent are private individuals, including independent dealers and interior designers. Our customers for general cargo are primarily factories or trading companies with different types of commodities. We have approximately 100 clients for our art & antique services and 35 general cargo clients. As is typical in this industry, we do not have any on-going contracts with our clients.

Documentation

     The same documents are used for art & antiques and general cargo. For import and export we need the commercial invoice, power of attorney signed by consignee, bond required by U.S. Customs, bill of lading or air waybill, packing list, and if insured, a copy of the insurance certificate. Certain shipments require CITES documents relating to the importation or exportation of some fish & wildlife. We typically will arrange for any bond required by customs or any other regulatory agency for private individuals. For commercial shipments, most of the time, the consignee will have a continuous bond in place for customs clearance. We also handle shipments for items that are coming to the United States on a temporary import basis, not to be sold, and then later exported. Such shipments require an international customs document referred to as a Carnet. At this time we do not handle clients that require Letter of Credit documentation. For export shipments we also provide an export declaration.

Employees

     In addition to our two officers, our staff consists of 12 full time employees and one part time employee. We have two drivers, two employees in our crating department, two employees in our warehouse, four employees in our office that handle transportation arrangements, customer service, estimates, inventory control; one accounting employee and one receptionist. Some of our staff is multi-lingual. All of our employees work on both general cargo and art & antique business, except for one employee who focuses exclusively on the art
& antique business.

Current Marketing Strategy

     Current marketing efforts are highly dependent on our management and their relationships with clients, agents, art galleries, antique dealers, interior designers, and various personal contacts. Management has focused on identifying overseas agents that understand our capabilities. These independent agents primarily utilize their personal contacts, including a network of other agents, and existing customer base in order to market services. In addition, within their local market area, these independent agents also utilize various means of advertising their services, including print media and other suitable methods available to them. We strive to obtain repeat business and referrals from existing clients by providing a consistently high quality of service. Our CEO travels regularly to meet with clients, sales prospects, and agents and to attend art and antique shows. Apart from the efforts of our CEO, we are largely dependent on independent agents to market our services through contacts in their respective countries.

     We stress efficient and reliable service, competitive pricing and our ability to handle valuable art and antique pieces. We believe that in this fashion we are able to effectively compete with much larger freight forwarding companies who are unable to provide the same level of personalized service to smaller clients. In keeping with our primary focus, our marketing strategy emphasizes the art & antique portion of our business.

     Brochures are regularly sent to our clients and sales prospects and other advertising is done by special mailings and telemarketing. We believe that another important marketing activity is to attend exhibitions, fairs and other showings of art & antiques in countries where we are already known, such as in United States, Italy, France, Switzerland, Brazil, and the United Kingdom.

     In June 2004, we hired an individual who specializes in arranging the transportation of modern art and whose experience includes knowledge of the requirements for packing and crating valuable pieces. He is in the process of introducing us to galleries and modern contemporary artists, in the United States and overseas as part of our ongoing effort to expand our art & antique business.

Future Marketing Strategy

     Our planned future marketing strategy will consist of utilizing various tools and resources including the following:

     Corporate Identity and Marketing Material- We intend to develop a corporate identity and awareness campaign, including marketing material such as graphics, new brochures and multimedia. Where possible, marketing material will be made available on a website which is currently being planned, in order to provide quick delivery, as well as minimizing printing and mailing costs. We expect this website to be on line in the first half of 2005.

     Advertising- We intend to develop an advertising program utilizing the services of an advertising agency with experience in our industry to support our present activities. The program would include such activities as advertising in consumer, trade, and industry publications related to our target markets. Implementation of this program is expected over the next 12 months depending upon the availability of adequate revenues.

     Sales and Marketing Staff- We intend to employ additional sales and marketing personnel as needed to expand our business. We believe that our principals and planned staff will be able to handle the development of the business. As activity increases and a broader presence is established, it will be necessary to support the operations and sales efforts with new and creative marketing programs and additional staffing.

     Direct Mail- We intend to utilize direct mail marketing campaigns, utilizing specialized mailing lists for the target markets. We are currently formulating a direct mail campaign that we expect to implement during 2005.

     Agents- We intend to expand our network of independent agents by increasing the awareness of IFL among agents worldwide. Our CEO is currently actively looking for additional agents.

     Art & Antique Exhibitions- We intend to expand our attendance at art & antique exhibitions during 2005 in order to meet new business prospects and increase the awareness of IFL.

Growth and Expansion

     We intend to expand our current operations by increasing our staff, acquiring special purpose customized vehicles, forklifts and various required warehouse equipment. The additional staff would consist of warehouse, delivery and installation specialists and administrative personnel.

     Naturally, the rate at which we implement our expansion plans will in major part depend upon our ability to attract new business so as to justify the addition of new employees and equipment. For example, we currently have several clients which we believe would expand their use of our services if we were able to provide climate controlled transportation and storage. We therefore plan to prioritize the addition of a climate controlled vehicle and several new climate controlled storage rooms within our existing warehouse facility.

     In addition, we plan to expand our operations into new geographic areas through participation in art and antique shows in these target markets. We also plan to coordinate these efforts with a promotional program to make local art and antique dealers, galleries, and interior decorators in these new territories aware of IFL and the services we provide through both the use of print media and direct mail as well as personal contact by Company representatives.

     The timing of growth and expansion depends on the availability of funds. Hiring of employees in our sales department is scheduled to begin during the first 3 months of 2005. However, as with all expansion plans, it is possible that we will not achieve a sufficient increase in market share to justify the cost of implementing our expansion plans.

Competition

     In the art & antiques business our most serious competitors in the United States are Masterpiece International and Dietl International. Masterpiece however, specializes in art & antiques but deals mostly with museums, which for us represents not more than 2 percent of our business. Our client base is comprised primarily of antique dealers, galleries, private collectors, auction houses and interior decorators. Dietl International is more similar to us, dealing with antique dealers, galleries, private collection and auction houses, with museums representing about 15-20 percent of their business. The operational difference between us and these competitors is that Masterpiece subcontracts their jobs and Dietl International subcontracts the crating and part of the trucking. We do every phase of the job with our own personnel, vehicles and warehouse, allowing us greater control over every aspect of the services we provide.

     In the general cargo our company is specialized in shipments principally coming and going to Italy, and Brazil via ocean and air where our competitors are DHL, Danzas, Schenkers International, Panalpina, and JAS. The difference that makes us successful in the general cargo business is that we try to give a more personal service to our clients. Also, our employees are fluent in Italian and Portuguese, with knowledge of the rules for those countries.


ITEM 2. DESCRIPTION OF PROPERTIES

Facilities

     We are located at 4 William Street, Lynbrook, New York 11563, and the telephone number is (516) 593-1010. We currently occupy 19,800 square feet of office and warehouse space, for which we pay a monthly rental of $8,834. We do not own any real property.


ITEM 3. LEGAL PROCEEDINGS

     We do not know of any litigation pending, threatened or contemplated, or unsatisfied judgments against us, or any proceedings in which we are a party. We also do not know of any legal action pending or threatened or judgments entered against any of our officers or directors in their capacity as such.

     We, or any officer or director, are not a party to any litigation, nor is any litigation currently pending or contemplated against us, or any of our officers or directors in their capacity as such.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


                                    PART II

ITEM 5. MARKET FOR EQUITY AND RELATED STOCKHOLDER MATTERS

     As of the date of this report, there is no public market for our securities. We intend to apply for a listing of our common stock on the OTC Bulletin Board. There can be no assurance that the OTC Bulletin Board will approve the listing application or, if the application is approved, that a market will develop for our common stock. In the event that our listing application is approved, our common stock may be thinly traded, if traded at all, until such time as we achieve increased operations and have more significant revenue.

     As of the date of this report, there were 49 record holders of our common stock.

     We do not have any outstanding options or warrants to purchase, or securities convertible into, shares of our common stock. There are currently 4,673,500 shares of our common stock that may be eligible for future sale by shareholders pursuant to Rule 144 under the Securities Act (See Page 7, "RISK FACTORS, Shares Eligible for Future Sale"). There are no shares of our common stock that are currently being publicly offered, or proposed to be publicly offered.

     We have not paid any cash dividends since its inception and does not anticipate paying dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained for the operation of our business.

ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

     For a complete understanding, this Plan of Operation should be read in conjunction with Part 1, Item 1, Description of Business and PART F/S- Financial Statements to this report.

Results of Operations

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

     For the fiscal year ended December 31, 2004, our total net revenue was $779,256 compared to $709,359 for the year ended December 31, 2003, an increase of $69,897. Our net export and import revenue for the year ended December 31, 2004 was $475,937, an increase of $21,801 from the prior year. The increase in our net export and import revenues was the result of new or additional business rather than from increases in the pricing for our services. Our warehouse rental revenue for the year ended December 31, 2004 was $303,319, an increase of $48,096 over the prior year due to increased warehouse needs of our customers.

     Our general and administrative expenses decreased from $739,924 for the prior year to $559,456 for the year ended December 31, 2004, a decrease of $180,468. This decrease resulted from decreased administrative costs in the amount of $93,637, decreased depreciation expense of $7,008, and decreased salaries expense of $79,823. The decrease in administrative costs of $93,637 resulted from decreased administration expenses in the amount of $110,718, decreased rent in the amount of $106,378, increased bad debt expense of $91,558, increased advertising expense of $27,190, increased consulting and professional fees of $34,878, increased taxes of $13,468, and decreases in other operating expenses in the amount of $43,635. With respect to the bad debt expense, it should be noted that this item included a one-time write off of $52,000 for a customer for whom we no longer provide any services. We do not expect any similar write offs in future years.

     Our net loss for the year ended December 31, 2004 was $1,444 compared to a net loss for the prior year totaling $58,382, an improvement of $56,938. This decreased loss resulted from the aforementioned increase in revenue and decrease in general and administrative expenses compared to the prior year.

     We initiated cost reduction measures initially during fiscal 2003 when we reduced a portion of our warehouse space resulting in a significant savings in rent incurred (a reduction of approximately $55,000 in fiscal 2003 as compared to fiscal 2002). In addition, during fiscal 2004 we have been able to (i) implement a more efficient telecommunication system which has resulted in a reduction of almost 50% in telecommunication costs; (ii) increase in utilization of our existing staff which resulted in a substantial savings in administrative costs incurred; (iii) reduced the cots of Company automobiles by almost 30%;
(iv) significantly reduced our warehouse repair costs and (v) through the implementation of new payment policies and collection procedures, reduced our bad debt expense. However, it should be remembered that as we begin to implement our expansion program we anticipate that operating costs will rise accordingly. We anticipate that the initial impact will be in increased advertising, travel and entertainment costs as we establish our presence in new markets, and for additional staff as our business increases.

Liquidity and Capital Resources

     At December 31, 2004, our cash on hand was $18,031 compared to $9,019 at December 31, 2003, an increase of $9,012. At December 31, 2004, we had a working capital deficit of $74,010 compared to a deficit of $49,438 at December 31, 2003, an increased deficit of $24,572.

     Total assets at December 31, 2004 were $542,126 compared to $674,489 at December 31, 2003, a decrease of $132,363, resulting from the increase in cash of $9,012, decrease in accounts receivable of $99,430, an increase in shareholder advances of $11,708, a decrease in property and equipment of $15,994, a decrease in employee advances of $39,559 and an increase in deposits of $1,900.

     Total liabilities at December 31, 2004 were $434,964 compared to $564,527 at December 31, 2003, a decrease of $129,563, resulting from a decrease in long term bank loans of $63,717, a decrease in accounts payable of $69,160, and an increase in short term bank loans of $3,314.

     Our shareholders' equity at December 31, 2004 was $107,162 compared to $109,962 at December 31, 2003, a decrease of $2,800, resulting from an increase in our deficit of $17,800 and a decrease in deferred compensation of $15,000.

     We do not have any arrangements with our officers or stockholders to provide advances, loans, or other equity commitments to fund our operations.
The Company acquired loans from banks of $100,000 in 2002 and $90,000 in 2001. The loans mature in five years from their origination date and are secured by the personal guarantees of the officers of the Company, as well as a lien on the company's receivables and other assets. The interest rates on the loans range from 5.00% to 7.95%, and the total balance outstanding on these loans was $107,648 as of December 31, 2004.

     Our planned marketing strategy and expansion plans will be funded from operating revenues to the extent that such funds are available for this purpose. If operating revenues are inadequate, then such expansion plans will be deferred until operating revenues increase or until the management identifies an alternative funding source. As of the date herein no such alternative funding source has been identified.

     During the next 12 months, the only anticipated capital expenditures are in connection with our business and marketing plans.

Inflation

     We are unable to accurately predict what effect, if any, inflation will have on business operations in the future.

Risk Factors Affecting the Company

     An investment in our common stock involves very significant risks. You should carefully consider the risks described below in addition to the other information in this Report in evaluating our Company and business. We believe that all material risks relating to the Company and our business have been included. Our business, operating results and financial condition could be seriously harmed due to any of these risks and you may lose all or part of your investment in the Company.

We have a history of limited operating results and earnings and our future operating results are unpredictable, which makes it difficult to evaluate the condition of our business and prospects.

     We are a small organization, and have had limited revenues and earnings. For a number of years we have concentrated our efforts in the development of a new business plan that emphasizes our fine art & antique operations and the search for funding in order to develop and expand that niche in our marketplace. Therefore, we must be considered to be a limited operation subject to the inability to implement our business plan and marketing strategy due to the lack of adequate capital, failure to achieve increased market acceptance, and unanticipated problems in the future.

We are totally dependent upon the personal efforts of our current management and the loss of any of our officers or directors could have a material adverse effect upon our business and future prospects.

     All the decisions with respect to management of our affairs are made exclusively by our current management, and the loss of any of our officers or directors could have a material adverse effect upon our business and future prospects. We do not presently have key-man life insurance upon the life of any of our officers or directors. We may also employ independent consultants to provide business and marketing advice. Such consultants have no fiduciary duty and may not perform as expected. Our success will, in significant part, depend upon the efforts and abilities of management, including such consultants as may be engaged in the future. Additionally, as we implement our planned marketing strategy and related operations we will require the services of additional skilled personnel. There can be no assurance that we can attract persons with the requisite skills and training to meet our future needs or, even if such persons are available, that they can be hired on terms favorable to us.

We may not be able to effectively manage growth resulting in the delayed development of our business and lack of profitability.

     If we successfully implement our business strategy, the resulting growth will place significant demands on our management and internal controls. Management may not be able to effectively direct us through a period of significant growth. In particular, the pursuit of our business strategy will place a significant strain on our managerial, operational and financial resources. We will need to improve our financial and management controls, reporting systems and procedures. We will also need to expand, train and manage our work force. We will need to continually expand and upgrade our systems and ensure continued high levels of service and reliability. There can be no assurance that there will not be substantial unanticipated costs and expenses
associated with our growth.   If we do not effectively manage such growth, our
business, results of operations and financial condition may be adversely affected.

Our shareholders will experience significant dilution if we issue additional equity to fund operations.

     If working capital requires financing through the issuance of equity securities, our shareholders will experience significant dilution. In addition, securities issued in connection with future financing activities may have rights and preferences senior to the rights and preferences of our currently outstanding shares of common stock. The conversion of future debt obligations into equity securities could also have a dilutive effect on our shareholders.

We will require additional capital to fund our business strategy and operations and if we are unable to raise additional capital, we may be unable to achieve our expansion goals.

     Our business strategy will require that substantial capital investment and adequate financing be available to us for the development of operations and additional equipment and facilities. Should we be unable to obtain the amount of capital for anticipated needs, we may be required to obtain financing through borrowings or the issuance of additional equity or debt securities, which could have an adverse effect on the value of the existing common stock. We will require additional financing in order to complete implementation of our proposed business plan and expand our operations. Further, assuming that we are able to successfully expand our operations, it is likely that we will require subsequent additional financing in the future. There can be no assurance that such financing will be available at all or, if available, that it can be obtained on terms favorable to us.

Our business and marketing plan may not achieve market acceptance and could result in our failure to sustain future operations.

     Currently we plan to prepare and implement a marketing plan in connection with our niche market. No formal market studies have been undertaken by us as of the date of this Report. We may conduct a marketing survey in the future depending upon the availability of funds. There can be no assurance that our planned services will achieve market acceptance (or sufficient market acceptance to make our operations commercially viable) among our target market. The failure of our services to achieve market acceptance (or sufficient market acceptance to operate profitably), would have a material adverse effect on our business and financial condition and could result in our failure to achieve, or sustain, viable commercial operations of any kind in the future.

Management's inability to control costs and expenses may result in operating losses.

     With respect to our planned business operations, management cannot accurately project or give any assurance, with respect to our ability to control development and operating costs and/or expenses in the future. Consequently, even if we are successful in implementing our planned growth (of which there can be no assurance), if management is not able to adequately control costs and expenses, such operations may not generate any profit or may result in operating losses.

We do not intend to pay cash dividends on our common stock in the future.

     We have never paid cash dividends on our common stock and do not anticipate that any cash dividends will be declared or paid on our common stock in the foreseeable future. We presently intend to retain future earnings to finance the expansion and growth of our business. Payment of future dividends on our common stock, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion.

Our market is highly competitive and we may not be able to compete effectively with current or potential competitors and our failure to do so could adversely affect our business, operating results and financial condition.

     The market for our services is highly competitive, and is characterized by an increasing number of new market entrants. We expect that new competitors that provide similar services and are operationally proficient will emerge and will be competing with us. Many of our current competitors have significantly greater financial, marketing and other resources than we do. As a result, these competitors may be able to devote greater resources toward the promotion, sale and support of their services than we can. Our future growth is dependent to a significant extent upon our ability to attract new clients. Demand and market acceptance for such services are subject to a high level of uncertainty, and there can be no assurance that the commercial acceptance will continue to grow. We intend to compete on the basis of price and the quality of our services. Consequently, we will be competing with many other companies for a share of the available market and no assurance can be given that in the future we will be able to achieve an adequate position to achieve commercial success or that such competition will not materially adversely affect our business, results of operations and financial condition.

There is no public market for our securities and our shares are illiquid.

     There currently is no public market for our securities, nor can there be any assurance that a public market will develop in the future. In significant part, any market that may develop will be based upon our operating history, revenues, and profitability, or lack thereof. Consequently, persons who own our securities may be unable to liquidate their securities in the future should they have a need to do so.

Sale of shares eligible for future sale could have a depressive effect on the market price of our common stock.

     A total of 4,673,500 shares of common stock are presently issued and outstanding, which are "restricted securities" as that term is defined under the Securities Act. Therefore, all such restricted shares must be held indefinitely unless subsequently registered under the Securities Act or an exemption from registration becomes available. One exemption, which may be available in the future is Rule 144 adopted under the Securities Act. Generally, under Rule 144 any person holding restricted securities for at least one year may publicly sell in ordinary brokerage transactions, within a 3 month period, the greater of one (1%) percent of the total number of our shares outstanding or the average weekly reported volume during the four weeks preceding the sale, if certain conditions of Rule 144 are satisfied by us and the seller. Furthermore, with respect to sellers who are our "non-affiliates", as that term is defined in Rule 144, the volume sale limitation does not apply and an unlimited number of shares may be sold, provided the seller meets certain other conditions enumerated in Rule 144 including a holding period of 2 years. Sales under Rule 144 may have a depressive effect on the market price of our securities, should a public market develop or continue for our shares.

Information included in this document may contain forward-looking statements that involve risk and uncertainties.

     This document contains forward-looking statements. Readers are cautioned that all forward-looking statements involve risk and uncertainty. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this document will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

There are risks of low priced stock and possible effect of "penny stock" rules on liquidity.

     It is likely that if our stock is eligible to be traded in the future it will be defined as a "penny stock" under Rule 3a51-1 adopted by the Securities and Exchange Commission under the Securities Exchange Act of 1934. In general, a "penny stock" includes securities of companies which are not listed on the principal stock exchanges or the National Association of Securities Dealers Automated Quotation System ("NASDAQ") or National Market System ("NASDAQ NMS") and have a bid price in the market of less than $5.00; and companies with net tangible assets of less than $2,000,000 ($5,000,000 if the issuer has been in continuous operation for less than three years), or which has recorded revenues of less than $6,000,000 in the last three years. "Penny stocks" are subject to rule 15g-9, which imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and "accredited investors" (generally, individuals with net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses, or individuals who are officers or directors of the issuer of the securities). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. Consequently, this rule may adversely affect the ability of broker-dealers to sell our stock, and therefore may adversely affect the ability of our stockholders to sell stock in the public market.


ITEM 7. FINANCIAL STATEMENTS

     Audited financial statements for the fiscal years ended December 31, 2004 and 2003 are submitted herein as PART F/S on Pages F-1 to F-12.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

     None.


ITEM 8A. CONTROLS AND PROCEDURES

     Subsequent to December 31, 2004 and prior to the filing of this Report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of and with the participation of our management, including the Acting President and Principal Financial Officer. Based on that evaluation, our management, including the Acting President and Principal Financial Officer, concluded that our disclosure controls and procedures were effective at December 31, 2004, and during the period prior to the execution of this report. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2004.



                                   PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth as of the date hereof, with respect to each of our directors and officers and their positions:

          Name            Age          Position

          Piero Prato      58          Chairman, Chief Executive Officer and
                                       Chief Financial Officer

          Laura Mischke    57          President and Director

          Otto Gassner     70          Director

     Our Directors will serve until the next annual meeting of stockholders and until their successors are qualified and elected. Our Officers are also appointed by, and serve at the will of, the Board of Directors. There are no family relationships among our officers or directors. There are at present no committees of the Board of Directors.

Officers and Directors

     Profiles of our directors and officers are set forth below. All directors hold office until the next annual shareholders meeting or until their death, resignation, retirement, removal, disqualification or until their successors have been elected and qualified. Vacancies in the Board may be filled by majority vote of the remaining directors. Our officers serve at the will of the Board of Directors. There is no Executive Committee or other committee of the Board of Directors. Election to the Board of Directors is for a period of one year or until the next shareholder's meeting and elections are ordinarily held at our Annual Meeting of Shareholders. There are no family relationships among officers and directors.

     Piero Prato has been Chairman, Chief Executive Officer, and Chief Financial Officer since 1993, when he founded IFL. In addition to the international freight forwarding business, Mr. Prato has been responsible for developing the fine art & antiques business. Previously, Mr. Prato was President and a Director of Logistics Distribution Systems, USA, a subsidiary of the Italy based Pirelli Company.

     Laura Mischke has been corporate President and a Director since 1993, when she founded IFL with Mr. Piero Prato. Ms. Mischke is responsible for administrative, operational, customer service, and marketing support functions. She has a broad based business background and is very experienced in all aspects of the domestic and international freight forwarding business and its complexities. Previously, Ms. Mischke was Vice President and a Director of Logistics Distribution Systems, USA, a subsidiary of the Italy based Pirelli Company.

     Otto Gassner has been a Director since 2003 and is a consultant to Sagitair srl-Novate Milanese assisting with the development of international business. From 2001-2003, Mr. Gassner was Managing Director for Ventana in Milan, Italy, a company wholly owned by Fiat, mostly working with Fiat and their suppliers. In 1991, Mr. Gassner became General Manager of Castelletti, whose majority owner was Swiss Railways, and worked on the development of traffic to Eastern European countries, as well as a new specialty for the transportation of hanging garments throughout Italy and other European countries. Mr. Gassner was also a member of the Board of the International Air Shipping Association from 1972-1976.


ITEM 10. EXECUTIVE COMPENSATION

     The following table provides information regarding the compensation earned during the fiscal years ended December 31, 2004 and 2003 by our Chief Executive Officer, Corporate President and Director.


                                     Annual Compensation  Long-Term Compensation
                                    --------------------  ----------------------
Name and Principal Position   Year   Salary      Other    Restricted Stock Award
---------------------------   ----  --------  ----------  ----------------------
Piero Prato                   2004  $ 32,111  $65,816(1)           -
Chairman and CEO              2003  $ 34,418  $66,962(1)           -
---------------------------   ----  --------  ----------  ----------------------
Laura Mischke                 2004      -     $90,750(2)           -
Corporate President           2003      -     $80,800(2)           -
---------------------------   ----  --------  ----------  ----------------------
Otto Gassner                  2004      -        -                 -
Director                      2003      -        -           30,000 Shares of
                                                               Common stock
---------------------------   ----  --------  ----------  ----------------------
__________________________________

(1) Commissions
(2) Consulting fees

     No other compensation has been paid to any of our Officers and Directors. There are no written compensation agreements between us and any of our Officers, and there are no agreements with Directors for the payment of Director fees. We do not presently have any pension plan, profit sharing plan, or similar plans for the benefit of our Directors, Officers or employees.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Shareholders

     The following table sets forth, as of the date of this report, information with respect to (1) any person known by us to own beneficially more than five (5%) percent of our common stock, based on 4,673,500 shares issued and outstanding as of the date of this report, (2) common stock owned beneficially by each of our officers or directors, and (3) the total of our common stock owned beneficially, directly or indirectly, by our officers and directors.


                                           Number of Shares
Name and Address of Beneficial Owner (1)       Owned (2)      Percent of Class
----------------------------------------   ----------------   ----------------
Piero Prato*                                    875,000            18.72 %
4 William Street
Lynbrook, NY 11563
----------------------------------------   ----------------   ----------------
Laura Mischke*                                  375,000             8.02 %
4 William Street
Lynbrook, NY 11563
----------------------------------------   ----------------   ----------------
Otto Gassner*                                    30,000             0.64 %
Via Marconi
Missaglia LC Italy
----------------------------------------   ----------------   ----------------
Officers and Directors
as a group (3 persons) (3)	              1,280,000            27.38 %
----------------------------------------   ----------------   ----------------
____________________________

*   Officer and/or Director

(1) Persons known by us to own beneficially more than five percent of our common stock.
(2) Common stock owned beneficially by each of our officers and directors.
(3) The total number of shares of our common stock owned beneficially, directly or indirectly, by our officers and directors as a group.


     Under Section 16(a) of the Securities Exchange Act of 1934, as amended, the directors and officers of the Company and any person who owns ten percent or more of the Company's Common Stock are required to report their initial ownership of the Company's Common Stock and any subsequent changes in that ownership to the SEC on Forms 3, 4, and 5. Such reporting persons are also required by SEC regulations to furnish the Company with copies of all such reports that they file in accordance with Section 16(a).

     To the Company's knowledge, based solely upon a review of the copies of such reports furnished to the Company and representations made to the Company, no other reports were required, during and with respect to the period ended December 31, 2004 and all reporting persons have timely complied with all filing requirements applicable to such persons.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the fiscal years 2004 and 2003, we gave unsecured advances to the Chairman and majority shareholder. We imputed interest on the advances at 8.50% and recorded interest of $17,626 and $16,477 in the statement of operations for fiscal years 2004 and 2003, respectively.

     Our Chairman and President have provided personal guarantees to the bank loans at no cost to us. (See Note 4 to the Audited Financial Statements as of December 31, 2004.)

     On January 2, 2003, we issued 30,000 shares of our common stock to a Director as a sign-on bonus in lieu of cash compensation, and for his agreement to serve as a Director without compensation for a two-year term.


ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K

    (a) 1. The following documents are filed in PART F/S, as a part of this report on pages F-1 to F-12.

              Auditor's Report of Donahue Associates, L.L.C. dated March 16,
              2005;

              Balance Sheet as of December 31, 2004 and 2003;

              Statement of Operations for the years ended December 31, 2004 and 2003;

              Statement of Stockholders' Equity for the years ended December 31, 2004 and 2003;

              Statement of Cash Flow for the years ended December 31, 2004 and 2003; and

              Notes to Financial Statements.

          2.  Financial Statement Schedules - None.

              All applicable information is contained in the financial statements or notes thereto.

          3.  Exhibits and Material Contracts.

              Exhibit
              Number   Description
              -------  -----------
                 31    Certification Pursuant to Rule 13a-14 and 15d-14 Under
                       the Securities Exchange Act of 1934, As Amended

                 32 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002

    (b)       Reports on Form 8-K

              None.


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       International Freight Logistics, Ltd.

                                    By: /s/ Piero Prato
                                       --------------------------------------
                                            Piero Prato, CEO

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: March 30, 2005              By: /s/ Laura Mischke
                                       --------------------------------------
                                           Laura Mischke

Dated: March 30, 2005              By: /s/ Otto Gassner
                                       --------------------------------------
                                           Otto Gassner

                                    PART F/S

                 For the Years Ended December 31, 2004 and 2003

                                                                      Reference
                                                                      ---------

Part F/S Table of Contents                                               F-1

Report of Donahue Associates, L.L.C.,
Independent Certified Public Accountant                                  F-2

Balance Sheets                                                           F-3

Statements of Operations                                                 F-4

Statements of Cash Flows                                                 F-5

Statements of Stockholder's Equity                                       F-6

Notes to Financial Statements                                            F-7



                             DONAHUE ASSOCIATES, LLC
                           Certified Public Accountants
                             27 Beach Road Suite C05A
                             Monmouth Beach, NJ 07750
                                 Tel. 732-229-7723



                           Independent Auditors' Report



Board of Directors and Stockholders
International Freight Logistics, Ltd.



We have audited the accompanying balance sheet of International Freight Logistics, Ltd. as of December 31, 2004 and December 31, 2003, and the related statements of income, changes in shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of International Freight Logistics, Ltd. as of December 31, 2004 and December 31, 2003, and the results of its operations, changes in shareholders' equity and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ Donahue Associates LLC

Donahue Associates LLC
Monmouth Beach, New Jersey
March 16, 2005

                     International Freight Logistics, Ltd.
                                 Balance Sheet
                 As of December 31, 2004 and December 31, 2003

ASSETS                                                    2004           2003
                                                       ----------     ----------
   Cash and equivalents                                $  18,031      $   9,019
   Accounts receivable-net                               286,571        386,001
   Prepaid expenses                                            0              0
                                                       ----------     ----------
     Total current assets                                304,602        395,020

   Property and equipment- net                            13,596         29,590
   Employee advances                                           0         39,559
   Deposits                                                1,900              0
   Shareholder advance                                   222,028        210,320
                                                       ----------     ----------
Total Assets                                           $ 542,126      $ 674,489
                                                       ==========     ==========

LIABILITIES & SHAREHOLDERS' EQUITY

   Accounts payable                                    $ 327,316      $ 396,476
   Bank loans payable (short term)                        51,296         47,982
                                                       ----------     ----------
     Total current liabilities                           378,612        444,458

   Bank loans payable (long term)                         56,352        120,069
                                                       ----------     ----------
     Total liabilities                                   434,964        564,527

   Shareholders' Equity:
     Common stock: Par value of $0.0001 per share,
     20,000,000 shares authorized,
     issued and outstanding, 4,673,500 shares          $     467      $     467
   Additional paid in capital                            268,458        268,458
   Deferred compensation                                       0        (15,000)
   Retained earnings                                    (161,763)      (143,963)
                                                       ----------     ----------
     Total shareholders' equity                          107,162        109,962
                                                       ----------     ----------
Total liabilities & shareholders' equity               $ 542,126      $ 674,489
                                                       ==========     ==========

See the notes to the financial statements.

                     International Freight Logistics, Ltd.
                            Statement of Operations
                       For the Years Ended December 31st

                                                          2004           2003
                                                       ----------     ----------
Net export and import revenues                         $ 475,937      $ 454,136
Warehouse rental revenues                                303,319        255,223
                                                       ----------     ----------
Net Revenues                                             779,256        709,359

Cost of warehouse rental revenues                        230,555         33,034

General and administrative expenses
   Salaries expense                                      159,540        239,363
   Administrative  costs                                 391,119        484,756
   Depreciation expense                                    8,797         15,805
                                                       ----------     ----------
Total general and administrative expenses                559,456        739,924
                                                       ----------     ----------

Net income (loss) from operations                        (10,755)       (63,599)

Other income (expense):
   Interest income                                        17,625         16,477
   Interest expense                                       (8,314)       (11,260)
                                                       ----------     ----------

Net income (loss) before tax provision                    (1,444)       (58,382)

Income tax provision                                           0              0
                                                       ----------     ----------
Net income (loss)                                      $  (1,444)     $ (58,382)
                                                       ==========     ==========
Net income (loss) per common share:
Basic and fully diluted                                $   (0.00)     $   (0.01)

Weighted average of common shares:
Basic and fully diluted                                4,673,500      4,673,418

See the notes to the financial statements.

                     International Freight Logistics, Ltd.
                            Statement of Cash Flows
                       For the Years Ended December 31st

                                                          2004           2003
                                                       ----------     ----------
Operating Activities:
   Net income (loss)                                   $ (17,800)     $ (58,382)
   Adjustments to reconcile net loss to
     net cash used by operations:
        Depreciation expense                              15,994         23,056
        Bad debt expense                                 132,914         25,000
        Salary expense                                    15,000         15,000
        Interest income                                  (17,625)       (16,477)
   Changes in other operating assets and liabilities:
        Accounts receivable                                6,075        (24,211)
        Prepaid expenses                                       0          7,119
        Advances to employees                                  0           (448)
        Accounts payable and accrued expenses            (69,160)       (29,430)
                                                       ----------     ----------
Net cash provided (used) by operations                    65,398        (58,773)


Investing Activities:
   Deposits                                               (1,900)             0
   Purchase of property and equipment                          0        (16,808)
                                                       ----------     ----------
Net cash used by investing activities                     (1,900)       (16,808)


Financing Activities:
   Payment of bank loans                                 (60,403)       (32,798)
   Payment of capital leases                                   0           (455)
   Shareholder payments                                    5,917         91,075
                                                       ----------     ----------
Net cash provided (used) by financing activities         (54,486)        57,822
                                                       ----------     ----------

Net increase (decrease) in cash during the fiscal year     9,012        (17,759)

Cash balance at beginning of the fiscal year               9,019         26,778

Cash balance at end of the fiscal year                 $   18,031     $   9,019
                                                       ----------     ----------
Supplemental disclosures of cash flow information:
   Interest paid during the year                       $    8,314     $  11,260
   Income taxes paid during the year                   $        0     $       0

See the notes to the financial statements.

                     International Freight Logistics, Ltd.
                       Statement of Shareholders' Equity
                   From January 1, 2003 to December 31, 2004


                    Common     Common  Paid in   Deferred      Retained
                    Shares     Amount  Capital   Compensation  Deficit     Total
-----------------   ---------  ------  --------  ------------  ----------  ---------
Balance at
January 1, 2003     4,643,500  $  464  $238,461                $ (85,581)  $153,344

Issued shares
for compensation       30,000       3    29,997      (30,000)                     0

Deferred
compensation                                          15,000                 15,000

Net loss for
fiscal year 2003                                                 (58,382)   (58,382)
-----------------   ---------  ------  --------  ------------  ----------  ---------

Balance at
December 31, 2003   4,673,500     467   268,458      (15,000)   (143,963)   109,962

Deferred
compensation                                          15,000                 15,000

Net income for
fiscal year 2004                                                 (17,800)   (17,800)
-----------------   ---------  ------  --------  ------------  ----------  ---------

Balance at
December 31, 2004   4,673,500  $  467  $268,458  $         0   $(161,763)  $107,162
=================   =========  ======  ========  ============  ==========  =========

Please see the notes to the financial statements.

                     International Freight Logistics, Ltd.
                       Notes to the Financial Statements
          For the Years Ended December 31, 2004 and December 31, 2003


1.  Organization and Summary of Significant Accounting Policies

International Freight Logistics Ltd. (the Company) is a privately held company organized under the laws of the state of Delaware in June 1993. The Company is a full-service international freight forwarding and warehousing company serving destinations in Europe, Central and South America, and the United States. The Company rents an 11,000 square foot warehouse and office space in Lynbrook, New York.

Use of Estimates: The preparation of the financial statements in conformity with generally accepted accounting principals requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure, if any, of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from these estimates.

Cash & Short Term Deposits: Cash and short term deposits include deposits at banks and short term securities with original maturity dates of less than three months.

Revenue Recognition: The Company employs EITF 99-12 which provides guidance for the recognition of revenues for non asset based carriers. Accordingly, the Company recognizes revenues from import and export activities when the service has been provided net of the costs associated with providing for the service.

Warehouse rental revenues are recognized when the rental service has been provided to the lessee. Deposits received in lieu of future rentals are recorded in the balance sheet as deferred rental revenues and are allocated to warehouse rental revenues over the period covered by the deposit.

Bad Debt and Allowance for Doubtful Accounts: The allowance for doubtful accounts is maintained at a level sufficient to provide for estimated credit losses based on evaluating known and inherent risks in the receivables portfolio. The Company provides, through charges to income, an allowance for doubtful accounts which, based upon management's evaluation of numerous factors, including economic conditions, a predictive analysis of the outcome of the current portfolio and prior credit loss experience, is deemed adequate to cover reasonably expected losses inherent in outstanding receivables.

Income Taxes: The Company accounts for income taxes in accordance with the Statement of Accounting Standards No. 109 (SFAS No. 109), "Accounting for Income Taxes". SFAS No. 109 requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between financial statement and income tax bases of assets and liabilities that will result in taxable income or deductible expenses in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets and liabilities to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period adjusted for the change during the period in deferred tax assets and liabilities.

Property and Equipment: Property and equipment are stated at cost. Depreciation of property and equipment is provided using the straight-line method over the estimated useful life of the asset. Improvements made to leased property are depreciated on a straight-line basis over the estimated useful life of the improvement or the period of the lease remaining, whichever is less. The following is a summary of the estimated useful lives used in computing depreciation expense:

                    Equipment                          5 years
                    Leasehold improvements             7 years
                    Vehicles                           5 years
                    Furniture & fixtures               7 years

Expenditures for major repairs and renewals that extend the useful life of the asset are capitalized. Minor repair expenditures are charged to expense as incurred.

Long Lived Assets: The Company reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount.

Recent Accounting Pronouncements-

EITF 03-16:  In March 2004, the EITF reached a consensus regarding Issue
No. 03-16, "Accounting for Investments in Limited Liability Companies" ("EITF 03-16"). EITF 03-16 requires investments in limited liability companies ("LLCs") that have separate ownership accounts for each investor to be accounted for similar to a limited partnership investment under Statement of Position
No. 78-9, "Accounting for Investments in Real Estate Ventures." Investors are required to apply the equity method of accounting to their investments at a much lower ownership threshold than the 20% threshold applied under APB No. 18, "The Equity Method of Accounting for Investments in Common Stock." The adoption of EITF 03-16 did not have a material impact on the financial condition or results of operations.

EITF 04-1: In September 2004, the EITF reached a consensus regarding Issue
No. 04-1, "Accounting for Preexisting Relationships Between the Parties to a Business Combination" ("EITF 04-1"). EITF 04-1 requires an acquirer in a business combination to evaluate any preexisting relationship with the acquiree to determine if the business combination in effect contains a settlement of the preexisting relationship. A business combination between parties with a preexisting relationship should be viewed as a multiple element transaction. EITF 04-1 is effective for business combinations after October 13, 2004, but requires goodwill resulting from prior business combinations involving parties with a preexisting relationship to be tested for impairment by applying the guidance in the consensus. The adoption of EITF 04-1 did not have a material impact on the financial condition or results of operations.

SFAS No. 123R : In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. In addition, SFAS No. 123R will cause unrecognized expense (based on the amounts in our pro forma footnote disclosure) related to options vesting after the date of initial adoption to be recognized as a charge to results of operations over the remaining vesting period. The adoption of SFAS No. 123R did not have a material impact on the financial condition or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure"(SFAS 148). The statement provides alternative methods of transition for a change to a fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS 123. Management has concluded that the adoption of SFAS 148 would not have had a material impact on the Company's financial position or results of operations.

2. Fair Values of Financial Instruments

The carrying amounts of cash, accounts receivable, employee and shareholder advances, security deposits, bank loans payable, and accounts payable reported in the balance sheet are estimated by management to approximate fair value.

3. Commitments and Contingencies

The Company's operating leases for warehouse and office space located in Lynbrook, New York expired in January 2002. The Company elected not to renew this lease. The Company currently leases the space on a "month to month" basis.

4. Bank Loans

The Company acquired loans from banks of $100,000 in 2002 and $90,000 in 2001. The loans mature in five (5) years from origination date and are secured by the personal guarantees of the officers of the Company, as well as a lien on the company's receivables and other assets. The interest rates on the loans range from 5.00% to 7.95%. The payment schedule of the loans at December 31, 2004 is as follows:

               2005                                           $ 56,463
               2006                                             46,039
               2007                                             12,402
                                                              ---------
               Total minimum loan payments                    $114,903

               Less amounts representing interest               (7,256)
                                                              ---------
               Present value of net minimum loan payments     $107,648
                                                              =========

5. Earnings per Share

The Company applies SFAS No. 128, Earnings per Share in determining earnings per share. In accordance with SFAS No. 128, basic net income per share has been computed based upon the weighted average of common shares outstanding during the year. All net income and net losses reported in the financial statements are available to the common stockholders. The Company has no other financial instruments outstanding that are convertible into common shares at December 31, 2004 and December 31, 2003.

                                              2004         2003

               Shares outstanding          4,673,500     4,673,500
                                           =========     =========
               Weighted average            4,673,500     4,673,418
                                           =========     =========


6. Provision for Income Taxes

Provision for income taxes is comprised of the following:

                                                          2004           2003
                                                       ----------     ----------
Net income before provision for income taxes           $ (17,800)     $ (58,382)

Current tax expense:

Federal                                                $       0      $       0
State                                                          0              0
                                                       ----------     ----------
Total                                                          0              0

Less deferred tax benefit:

   Timing difference                                      27,749       (13,720)
   Allowance for recoverability                          (27,749)       13,720
                                                       ----------     ----------
Provision for income taxes                             $       0      $       0
                                                       ==========     ==========


A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:

Statutory U.S. federal rate                                14%            14%
Statutory state and local income tax                       10%            10%
                                                       ----------     ----------
Effective rate                                             24%            24%
                                                       ==========     ==========


Deferred income taxes are comprised of the following:

   Timing differences                                    (27,749)        13,720
   Allowance for recoverability                           27,749        (13,720)
                                                       ----------     ----------
Deferred tax benefit                                   $       0      $       0

The deferred tax benefit arising from the loss carry forward expires in fiscal years 2023 and 2024 and may not be recoverable through acquisition of the Company under current IRS statutes.


7. Property and Equipment

The property and equipment of the Company at December 31, 2004 and December 31, 2003 is as follows:

                                                   2004         2003

               Equipment                        $  69,718     $  69,719
               Vehicles                            22,717        22,717
               Furniture                           15,511        15,511
                                                ----------    ----------

               Total property & equipment         107,946       107,947

               Less accumulated depreciation      (94,350)      (78,356)

               Net property and equipment       $  13,596     $  29,590
                                                ==========    ==========

The category for equipment includes $20,920 of equipment acquired by capital lease agreements. The amount of accumulated amortization of capital leases included in accumulated depreciation is $19,573 in 2004 and is $15,380 in 2003.

8. Related Party Transactions

During the fiscal years 2004 and 2003, the Company gave unsecured advances to the chairman and majority shareholder. The Company imputed interest on the advances at 8.50% and recorded interest of $17,626 and $16,477 in the statement of operations for fiscal years 2004 and 2003, respectively.

The chairman of the board and the president of the Company have provided personal guarantees to the bank loans discussed in Note 3 at no cost to the Company.