Form 10QSB
period 2005-03-31
INTERNATIONAL FREIGHT LOGISTICS LTD
filed 2005-05-13
CIK 1180926

--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C., 20549

                                 FORM 10-QSB

(Mark One)

   [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

           For the Quarterly Period Ended March 31, 2005.

   [ ]     TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

           For the Transaction Period from _______ to _______

                       Commission File Number: 000-50823

                     International Freight Logistics, Ltd.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

             Delaware                                  22-3302847
  -------------------------------      ---------------------------------------
  (State or Other Jurisdiction of      (I.R.S. Employer Identification Number)
   Incorporation or Organization)

                   4 William Street, Lynbrook, New York     11563
              ----------------------------------------   ----------
              (Address of principal executive offices)   (Zip code)

                                 (516) 593-1010
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,673,500 shares of Common Stock, $.0001 par value, outstanding on March 31, 2005.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [X]

--------------------------------------------------------------------------------

                     INTERNATIONAL FREIGHT LOGISTICS, LTD.

                         Form 10-QSB Quarterly Report
                  For Quarterly Period Ended March 31, 2005

                               Table of Contents

                                                                        Page
                                                                        ----
PART I    FINANCIAL INFORMATION                                           2

  Item 1. Financial Statements                                            2

          Unaudited Balance Sheet at March 31, 2005 and
          Audited Balance Sheet at December 31, 2004                      2

          Unaudited Statements of Operations
          For Three Months Ended
          March 31, 2005 and March 31, 2004                               3

          Unaudited Statements of Cash Flows
          For Three Months Ended
          March 31, 2005 and March 31, 2004                               4

          Unaudited Statements of Shareholders' Equity
          For Three Months Ended
          March 31, 2005 and March 31, 2004                               5

          Notes to Financial Statements                                   6

  Item 2. Management's Discussion and Analysis of Operations             10

  Item 3. Controls and Procedures                                        15


PART II   OTHER INFORMATION                                              16

SIGNATURE                                                                17

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                     International Freight Logistics, Ltd.
                                 Balance Sheet
                  As of March 31, 2005 and December 31, 2004

ASSETS                                                Unaudited       Audited
                                                      3/31/2005      12/31/2004
                                                     -----------    ------------
   Cash and equivalents                               $  20,895      $   18,031
   Accounts receivable-net                              412,265         302,927
                                                     -----------    ------------
     Total current assets                               433,160         320,958

   Property and equipment- net                            9,996          13,596
   Deposits                                               1,900           1,900
   Shareholder advance                                  226,746         222,028
                                                     -----------    ------------
Total Assets                                          $ 671,802      $  558,482
                                                     ===========    ============

LIABILITIES & SHAREHOLDERS' EQUITY

   Accounts payable                                   $ 437,773      $  327,316
   Bank loans payable (short term)                       52,309          51,296
                                                     -----------    ------------
     Total current liabilities                          490,082         378,612

   Bank loans payable (long term)                        42,860          56,352
                                                     -----------    ------------
     Total liabilities                                  532,942         434,964

   Shareholders' Equity:
     Common stock: Par value of $0.0001 per share,
     20,000,000 shares authorized,
     issued and outstanding, 4,673,500 shares         $     467      $      467
   Additional paid in capital                           268,458         268,458
   Retained earnings                                   (130,065)       (145,407)
                                                     -----------    ------------
     Total shareholders' equity                         138,860         123,518
                                                     -----------    ------------
Total liabilities & shareholders' equity              $ 671,802      $  558,482
                                                     ===========    ============

                   See the notes to the financial statements.

                     International Freight Logistics, Ltd.
                       Unaudited Statement of Operations
                       For the Quarters Ended March 31st

                                                        3/31/2005     3/31/2004
                                                       ----------     ----------
Net export and import revenues                         $ 130,903      $ 131,396
Warehouse rental revenues                                 81,290         65,854
                                                       ----------     ----------
Net Revenues                                             212,193        197,250

Cost of warehouse rental revenues                         57,281         14,742

General and administrative expenses
   Salaries expense                                       40,594         29,115
   Administrative  costs                                  99,351        128,137
   Depreciation expense                                    1,800          2,151
                                                       ----------     ----------
Total general and administrative expenses                141,745        159,403
                                                       ----------     ----------

Net income (loss) from operations                         13,167         23,105

Other income (expense):
   Interest income                                         4,718          4,314
   Interest expense                                       (2,543)        (1,413)
                                                       ----------     ----------

Net income (loss) before tax provision                    15,342         26,006

Income tax provision                                           0        (11,579)
                                                       ----------     ----------
Net income (loss)                                      $  15,342      $  14,427
                                                       ==========     ==========
Net income (loss) per common share:
Basic and fully diluted                                $    0.00      $    0.00

Weighted average of common shares:
Basic and fully diluted                                4,673,500      4,673,500

                   See the notes to the financial statements.

                     International Freight Logistics, Ltd.
                       Unaudited Statement of Cash Flows
                       For the Quarters Ended March 31st

                                                        3/31/2005     3/31/2004
                                                       ----------     ----------
Operating Activities:
   Net income (loss)                                   $  15,342      $  14,427
   Adjustments to reconcile net loss to
     net cash used by operations:
        Depreciation expense                               3,600          4,301
        Bad debt expense                                  10,000         25,000
        Salary expense                                         0              0
        Interest income                                   (4,718)        (4,314)
   Changes in other operating assets and liabilities:
        Accounts receivable                             (119,338)       (29,125)
        Prepaid expenses                                       0              0
        Advances to employees                                  0            800
        Accounts payable and accrued expenses            110,457         (9,091)
                                                       ----------     ----------
Net cash provided (used) by operations                    15,343          1,998


Investing Activities:
   Deposits                                                    0              0
   Purchase of property and equipment                          0              0
                                                       ----------     ----------
Net cash used by investing activities                          0              0


Financing Activities:
   Payment of bank loans                                 (12,479)        (2,296)
   Payment of capital leases                                   0              0
   Shareholder payments                                        0         (1,786)
                                                       ----------     ----------
Net cash provided (used) by financing activities         (12,479)        (4,082)
                                                       ----------     ----------

Net increase (decrease) in cash during the fiscal year     2,864         (2,084)

Cash balance at beginning of the fiscal year              18,031          9,019

Cash balance at March 31st                             $  20,895      $   6,935
                                                       ==========     ==========
Supplemental disclosures of cash flow information:
   Interest paid during the year                       $   2,543      $   1,413
   Income taxes paid during the year                   $       0      $       0

                   See the notes to the financial statements.

                     International Freight Logistics, Ltd.
                  Unaudited Statement of Shareholders' Equity
                       For the Quarters Ended March 31st

                    Common     Common  Paid in   Retained
                    Shares     Amount  Capital   Deficit     Total
                    ---------  ------  --------  ----------  ---------
Balance at
January 1, 2005     4,673,500  $  467  $268,458  $(145,407)  $ 123,518

Net income
for the period                                      15,342      15,342
                    ---------  ------  --------  ----------  ---------
Balance at
March 31, 2005      4,673,500  $  467  $268,458  $(130,065)  $ 138,860
                    =========  ======  ========  ==========  =========

                    Common     Common  Paid in   Retained
                    Shares     Amount  Capital   Deficit     Total
                    ---------  ------  --------  ----------  ---------
Balance at
December 31, 2003   4,673,500  $  467  $268,458  $ (87,514)  $ 181,411

Net income
for the period                                      14,427      14,427
                    ---------  ------  --------  ----------  ---------
Balance at
March 31, 2004      4,673,500  $  467  $268,458  $ (73,087)  $ 195,838
                    =========  ======  ========  ==========  =========

                   See the notes to the financial statements.

                     International Freight Logistics, Ltd.
                       Notes to the Financial Statements
                       For the Quarters Ended March 31st

1.  Organization and Summary of Significant Accounting Policies

International Freight Logistics Ltd. (the Company) is a privately held company organized under the laws of the state of Delaware in June 1993. The Company is a full-service international freight forwarding and warehousing company serving destinations in Europe, Central and South America, and the United States. The Company rents an 19,800 square foot warehouse and office space in Lynbrook, New York.

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


2. Bank Loans

The Company acquired loans from banks of $100,000 in 2002 and $90,000 in 2001. The loans mature in five (5) years from origination date and are secured by the personal guarantees of the officers of the Company, as well as a lien on the company's receivables and other assets. The interest rates on the loans range from 5.00% to 7.95%. The payment schedule of the loans at March 31, 2004 is as follows:

               2005                                           $  56,653
               2006                                              40,403
               2007                                               3,774
                                                              ----------
               Total minimum loan payments                    $ 100,829

               Less amounts representing interest                (5,661)
                                                              ----------
               Present value of net minimum loan payments     $  95,169
                                                              ==========

3. Earnings per Share

The Company applies SFAS No. 128, Earnings per Share in determining earnings per share. In accordance with SFAS No. 128, basic net income per share has been computed based upon the weighted average of common shares outstanding during the year. All net income and net losses reported in the financial statements are available to the common stockholders. The Company has no other financial instruments outstanding that are convertible into common shares.


4. Property and Equipment

The property and equipment of the Company is as follows:

                                                3/31/2005     3/31/2004
                                               ----------    ----------

               Equipment                       $  69,718     $  69,718
               Vehicles                           22,717        22,717
               Furniture                          15,511        15,511
                                               ----------    ----------

               Total property & equipment        107,946       107,946

               Less accumulated depreciation     (97,950)      (94,350)
                                               ----------    ----------

               Net property and equipment      $   9,996     $  13,596
                                               ==========    ==========

5. Provision for Income Taxes

Provision for income taxes is comprised of the following:

                                                        3/31/2005     3/31/2004
                                                       ----------    ----------
Net income before provision for income taxes           $  15,342     $  26,006
                                                       ==========    ==========
Current tax expense:

Federal                                                $       0     $   8,978
State                                                          0         2,601
                                                       ----------    ----------
Total                                                          0        11,579

Less deferred tax benefit:

   Timing difference                                      11,578             0
   Allowance for recoverability                          (11,578)            0
                                                       ----------    ----------
Provision for income taxes                             $       0     $  11,579
                                                       ==========    ==========


A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:

Statutory U.S. federal rate                                15%           15%
Statutory state and local income tax                       10%           10%
                                                       ----------    ----------
Effective rate                                             25%           25%
                                                       ==========    ==========


Deferred income taxes are comprised of the following:

   Timing differences                                    (11,578)            0
   Allowance for recoverability                           11,578             0
                                                       ----------    ----------
Deferred tax benefit                                   $       0     $       0
                                                       ==========    ==========

The deferred tax benefit arising from the loss carry forward expires in fiscal years 2023 and 2024 and may not be recoverable through acquisition of the Company under current IRS statutes.


6. Related Party Transactions

During the fiscal years 2004 and 2003, the Company gave unsecured advances to the chairman and majority shareholder. The Company imputed interest on the advances at 8.50% and recorded interest of $4,718 and $4,314 in the statement of operations for March 31, 2005 and March 31, 2004, respectively.

The chairman of the board and the president of the Company have provided personal guarantees to the bank loans discussed in Note 2 at no cost to the Company.

Item 2. Management's Discussion and Analysis of Operations

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto included in Part I - Item I of this report, and Management's Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors affecting us in our annual report for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on March 30, 2005.


Forward-Looking Statements

Some of the information contained in this report may constitute forward-looking statements or statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any such forward-looking statements are based on current expectations and projections about future events. The words, estimate, plan, intend, expect, anticipate and similar expressions are intended to identify forward-looking statements which involve, and are subject to, known and unknown risks, uncertainties and other factors which could cause our actual results, financial or operating performance, or achievements to differ materially from future results, financial or operating performance, or achievements expressed or implied by such forward-looking statements. Projections and assumptions contained and expressed herein were reasonably based on information available to us at the time so furnished and as of the date of this filing. All such projections and assumptions are subject to significant uncertainties and contingencies, many of which are beyond our control, and no assurance can be given that the projections will be realized. Readers are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date hereof. Careful consideration should be given to the General Risk Factors contained in our Form 10-KSB for the year ended December 31, 2004. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


Results of Operations

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

For the three months ended March 31, 2005, our total net revenue was $212,193 compared to $197,250 for three months ended March 31, 2004, an increase of $14,943. Our net export and import revenue for the quarter ended March 31, 2005 was $130,903, a small decrease of $493 from the prior year. Our warehouse rental revenue for quarter ended March 31, 2004 was $81,290, an increase of $15,436 over the prior year quarter due to increased warehouse needs of our customers.

Our general and administrative expenses decreased from $159,403 for the prior year quarter to $141,745 for the quarter ended March 31, 2005, a decrease of $17,658. This decrease resulted from decreased administrative costs in the amount of $28,786, decreased depreciation expense of $351, while salary expenses increased $11,479. The decrease in administrative costs of $28,786 resulted from decreased administration expenses in the amount of $9,896, decreased rent in the amount of $8,102, decreased bad debt expense of $15,000, decreased travel expenses of $3,210, increased advertising expense of $10,428, decreased consulting of $3,752, increased taxes of $7,594, and decreases in other operating expenses in the amount of $6,848.

Our net income for the quarter ended March 31, 2005 was $15,342 compared to net income for the prior year quarter totaling $14,427, an increase of $915.


Liquidity and Capital Resources

At March 31, 2005, our cash on hand was $20,895 compared to $18,031 at December 31, 2004, an increase of $2,864. At March 31, 2005, we had a working capital deficit of $56,922 compared to a deficit of $57,654 at December 31, 2004, an decreased deficit of $732.

Total assets at March 31, 2005 were $671,802 compared to $558,482 at December 31, 2004, an increase of $113,320, resulting from the increase in cash of $2,864, increase in accounts receivable of $109,338, an increase in shareholder advances of $4,718, and a decrease in property and equipment of $3,600.

Total liabilities at March 31, 2005 were $532,942 compared to $434,964 at December 31, 2004, an increase of $97,978, resulting from a decrease in long term bank loans of $13,492, an increase in accounts payable of $110,457, and an increase in short term bank loans of $1,013.

Our shareholders' equity at March 31, 2005 was $138,860 compared to $123,518 at December 31, 2004, an increase of $15,342, resulting from a decrease in our deficit of the same amount.

We do not have any arrangements with our officers or stockholders to provide advances, loans, or other equity commitments to fund our operations. The Company acquired loans from banks of $100,000 in 2002 and $90,000 in 2001. The loans mature in five years from their origination date and are secured by the personal guarantees of the officers of the Company, as well as a lien on the company's receivables and other assets. The interest rates on the loans range from 5.00% to 7.95%, and the total balance outstanding on these loans was $95,169 as of March 31, 2005.

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

Risk Factors Affecting the Company

1. We have a history of limited operating results and earnings and our future operating results are unpredictable, which makes it difficult to evaluate the condition of our business and prospects.

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

2. We are totally dependent upon the personal efforts of our current management and the loss of any of our officers or directors could have a material adverse effect upon our business and future prospects.

All the decisions with respect to management of our affairs are made exclusively by our current management, and the loss of any of our officers or directors could have a material adverse effect upon our business and future prospects. We do not presently have key man life insurance upon the life of any of our officers or directors. We may also employ independent consultants to provide business and marketing advice. Such consultants have no fiduciary duty and may not perform as expected. Our success will, in significant part, depend upon the efforts and abilities of management, including such consultants as may be engaged in the future. Additionally, as we implement our planned marketing strategy and related operations we will require the services of additional skilled personnel. There can be no assurance that we can attract persons with the requisite skills and training to meet our future needs or, even if such persons are available, that they can be hired on terms favorable to us.

3. We may not be able to effectively manage growth resulting in the delayed development of our business and lack of profitability.

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

4. Our shareholders will experience significant dilution if we issue additional equity to fund operations.

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

5. We will require additional capital to fund our business strategy and operations and if we are unable to raise additional capital, we may be unable to achieve our expansion goals.

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

6. Our business and marketing plan may not achieve market acceptance and could result in our failure to sustain future operations.

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

7. Management's inability to control costs and expenses may result in operating losses.

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

8.  We do not intend to pay cash dividends on our common stock in the future.

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

9. Our market is highly competitive and we may not be able to compete effectively with current or potential competitors and our failure to do so could adversely affect our business, operating results and financial condition.

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

10.  There is no public market for our securities and our shares are illiquid.

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

11. Sale of shares eligible for future sale could have a depressive effect on the market price of our common stock.

A total of 4,673,500 shares of common stock are presently issued and outstanding, which are "restricted securities" as that term is defined under the Securities Act. Therefore, all such restricted shares must be held indefinitely unless subsequently registered under the Securities Act or an exemption from registration becomes available. One exemption, which may be available in the future is Rule 144 adopted under the Securities Act. Generally, under Rule 144 any person holding restricted securities for at least one year may publicly sell in ordinary brokerage transactions, within a 3 month period, the greater of one (1%) percent of the total number of our shares outstanding or the average weekly reported volume during the four weeks preceding the sale, if certain conditions of Rule 144 are satisfied by us and the seller. Furthermore, with respect to sellers who are our "non affiliates", as that term is defined in Rule 144, the volume sale limitation does not apply and an unlimited number of shares may be sold, provided the seller meets certain other conditions enumerated in Rule 144 including a holding period of 2 years. Sales under Rule 144 may have a depressive effect on the market price of our securities, should a public market develop or continue for our shares.

12. Information included in this document may contain forward-looking statements that involve risk and uncertainties.

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

13. There are risks of low priced stock and possible effect of "penny stock" rules on liquidity.

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


Item 3. Controls and Procedures

Based on his evaluation, as of a date within 90 days of the filing of this Form 10-QSB, the Company's Chief Executive Officer and Chief Financial Officer has concluded the Company's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934) are effective.

There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of his evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings.                                      Not Applicable

Item 2. Change in Securities.                                   Not Applicable

Item 3. Defaults Upon Senior Securities.                        Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders.    Not Applicable

Item 5. Other Information.                                      None

Item 6. Exhibits and Reports on Form 8-K.

    (a) Exhibits

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

                                       International Freight Logistics, Ltd.

Dated: May 13, 2005                 By: /s/ Piero Prato
                                       --------------------------------------
                                            Piero Prato, CEO and CFO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: May 13, 2005                 By: /s/ Laura Mischke
                                       --------------------------------------
                                            Laura Mischke

Dated: May 13, 2005                 By: /s/ Otto Gassner
                                       --------------------------------------
                                            Otto Gassner